Form 10QSB
period 1996-06-30
GF BANCORP INC
filed 1996-08-14
CIK 906787

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                    - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________


                           SEC File Number: 0-22134


                             GF BANCORP, INC.
- ----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its Charter)


             Delaware                                     31 - 1383555
    ----------------------------                      ----------------------
          (State or other                               (I.R.S. Employer
          jurisdiction of                                Identification
         incorporation or                                    Number)
           organization)

                 One North Plum Street, Germantown, Ohio 45327
           ________________________________________________________
              (Address of principal executive offices) (Zip Code)

  Issuer's telephone number, including area code                (513) 855-4125
  Securities registered pursuant to Section 12(b) of the Act:        None
  Securities registered pursuant to Section 12(g) of the Act:        None


                    Common Stock, par value $0.01 per share
                               (Title of Class)


Check  whether  the issuer (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes _X_      No ___


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

292,958 common shares, par value $.01, outstanding at August 9, 1996
- ------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes ___   No _X_

                        GF BANCORP, INC. AND SUBSIDIARY

                                  FORM 10-QSB
 ============================================================================


                                    INDEX


Part I  Financial Information                                       Page
                                                                   ------

Item 1    Consolidated Statements of Financial Condition ..........  3

          Consolidated Statements of Operations ...................  4

          Consolidated Statements of Changes in Stockholders'
             Equity ...............................................  5

          Consolidated Statements of Cash Flows ...................  6

          Notes to Unaudited Consolidated Condensed Financial
             Statements ...........................................  7

Item 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations .................. 10



Part II  Other Information


Item 1   Legal Proceedings ........................................ 17

Item 2   Changes in Securities .................................... 17

Item 3   Defaults upon Senior Securities .......................... 17

Item 4   Submission of Matters to a Vote of Security-Holders ...... 17

Item 5   Other Information ........................................ 17

Item 6   Exhibits and Reports on Form 8-K ......................... 17


Signature Page .................................................... 17

                        GF BANCORP, INC. AND SUBSIDIARY
                Consolidated Statements of Financial Condition
                                  (Unaudited)
  ==========================================================================

ASSETS
                                                      June 30,       March 31,
                                                        1996           1996
                                                    ------------   ------------

Cash and due from banks ........................   $    458,725    $    506,220
Interest-bearing deposits ......................      2,472,214       2,724,202
Investment securities:
   Available-for-sale ..........................      3,993,055       4,492,895
Mortgage-backed securities:
   Available-for-sale ..........................      9,919,515      10,264,500

Loans receivable ...............................     30,164,197      29,508,296
Less-Allowance for loan losses .................         97,329          97,635
                                                   ------------    ------------
      Net loans ................................     30,066,868      29,410,661

Premises and equipment, net ....................        817,284         830,075
Accrued interest receivable ....................        256,352         271,135
Federal Home Loan Bank stock, at cost ..........        388,400         381,800
Other assets ...................................         88,732         100,685
                                                   ------------    ------------
         Total Assets ..........................   $ 48,461,145    $ 48,982,173
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits .......................................   $ 40,597,589    $ 41,089,834
Federal Home Loan Bank advances ................      1,000,000       1,000,000
Advances from borrowers for taxes and insurance.        159,267          86,430
Net federal income tax liability ...............        282,976         376,680
Accrued interest payable .......................          9,411          10,129
Other liabilities ..............................         59,759         103,402
                                                   ------------    ------------
         Total Liabilities .....................     42,109,002      42,666,475

Preferred stock, $.01 par value; authorized
   250,000 shares; none issued .................           --              --
Common stock, $.01 par value; authorized
   1,250,000 shares; issued 308,376 shares .....          3,084           3,084
Additional paid-in capital .....................      2,792,445       2,792,445
Retained earnings - substantially restricted ...      3,872,931       3,801,077
Treasury stock, 15,418 shares at cost ..........       (213,543)       (213,543)
Net unrealized gain/(loss) on
   available-for-sale securities ...............        (47,267)         (5,690)
Unamortized compensation related to
   Management Stock Bonus Plan .................        (55,507)        (61,675)
                                                   ------------    ------------
         Total Stockholders' Equity ............      6,352,143       6,315,698
                                                   ------------    ------------
         Total Liabilities and Stockholders'       $ 48,461,145    $ 48,982,173
           Equity ..............................   ============    ============


     The accompanying notes are an integral part of these consolidated condensed financial statements.

                        GF BANCORP, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)
    ======================================================================


                                                            Three months ended
                                                                  June 30
                                                       -------------------------
                                                           1996           1995
                                                       -----------   -----------
INTEREST INCOME:
   Interest and fees on loans ....................       $603,912       $501,466
   Interest on mortgage-backed securities ........        177,407        205,272
   Interest on investment securities .............         53,241         86,859
   Interest and dividends on other
      earning assets .............................         42,920         48,050
                                                         --------       --------
         Total interest income ...................        877,480        841,647

INTEREST EXPENSE:
   Interest expense on deposits ..................        425,903        436,044
   Interest expense on FHLB advances .............         14,421           --
                                                         --------       --------
         Total interest expense ..................        440,324        436,044

          Net interest income ....................        437,156        405,603

PROVISION FOR LOAN LOSSES ........................           --             --
                                                         --------       --------
         Net interest income after
            provision for loan losses ............        437,156        405,603
                                                         --------       --------

OTHER INCOME:
   Service charges and fees ......................         30,065         31,169
                                                         --------       --------
         Total other income ......................         30,065         31,169
                                                         --------       --------

OTHER EXPENSES:
   Salaries and employee benefits ................        164,385        159,436
   Occupancy expense .............................         35,977         32,144
   Outside services ..............................         44,545         32,555
   Deposit insurance .............................         23,793         23,868
   State franchise taxes .........................         21,064         22,510
   Other .........................................         37,380         43,577
                                                         --------       --------
         Total other expenses ....................        327,144        314,090
                                                         --------       --------

   Income before income taxes ....................        140,077        122,682

INCOME TAX PROVISION .............................         47,715         39,250
                                                         --------       --------

   Net income ....................................       $ 92,362       $ 83,432
                                                         ========       ========
   Earnings per share ............................       $   0.32       $   0.27
                                                         ========       ========
   Dividend per share ............................       $   0.07           --
                                                         ========       ========

   Weighted average shares outstanding ...........        292,958        308,376
                                                         ========       ========


     The accompanying notes are an integral part of these consolidated condensed financial statements.


================================================================================
                        GF BANCORP, INC. AND SUBSIDIARY
================================================================================
          Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)
====================================================================================================================================

                                                                                             Net Unrealized
                                                                                             Gain/(Loss) on  Common
                                                    Additional                                Available-for   Stock        Total
                                          Common      Paid-In        Retained       Treasury      Sale       Acquired  Stockholders'
THREE MONTHS ENDED JUNE 30, 1995           Stock      Capital        Earnings        Stock     Securities    by MSBP      Equity
                                         ---------   -----------    -----------    ----------  -----------  ---------- -------------
Balance, March 31, 1995 ..............   $  3,084    $ 2,792,445    $ 3,514,181    $    --      $   --      $(86,345)   $ 6,223,365

Amortization of unamortized
  compensation related to
  Management Stock Bonus Plan ........       --             --             --           --          --         6,167          6,167

Cash dividends declared
on common shares .....................       --             --          (21,586)        --          --          --          (21,586)

Net income ...........................       --             --           83,432         --          --          --           83,432
                                         --------    -----------    -----------    ---------    --------    --------    -----------

Balance, June 30, 1995 ...............   $  3,084    $ 2,792,445    $ 3,576,027         --          --      $(80,178)   $ 6,291,378
                                         ========    ===========    ===========    =========    ========    ========    ===========


THREE MONTHS ENDED JUNE 30, 1996

Balance, March 31, 1996 ..............   $  3,084    $ 2,792,445    $ 3,801,077    $(213,543)     (5,690)   $(61,675)   $ 6,315,698

Amortization of unamortized
   compensation related to
   Management Stock Bonus Plan .......       --             --             --           --          --         6,168          6,168

Cash dividends declared on
   common stock ......................       --             --          (20,508)        --          --          --          (20,508)

Change in net unrealized
   gain/(loss) on available-
   for-sale securities ...............       --             --             --           --       (41,577)       --          (41,577)

Net income ...........................       --             --           92,362         --          --          --           92,362
                                         --------    -----------    -----------    ---------    --------    --------    -----------
Balance, June 30, 1996 ...............   $  3,084    $ 2,792,445    $ 3,872,931    $(213,543)   $(47,267)   $(55,507)   $ 6,352,143
                                         ========    ===========    ===========    =========    ========    ========    ===========



     The accompanying notes are an integral part of these consolidated condensed financial statements.


================================================================================
                        GF BANCORP, INC. AND SUBSIDIARY
================================================================================
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
================================================================================

                                                          Three Months Ended
                                                               June 30,
                                                        -----------------------
                                                          1996         1995
                                                        ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................   $    92,362    $    83,432
   Adjustments to reconcile net income to net
     cash flows from operating activities-
      Depreciation and amortization ..............        20,502         19,818
      Net accretion of securities
         premiums/discounts ......................          (874)          (680)
      FHLB stock dividends .......................        (6,600)        (5,800)
      Amortization of unamortized compensation
         related to MSBP .........................         6,168          6,167
      Loss on sale of premises and equipment .....           229           --
      Decrease (increase) in-
         Accrued interest receivable .............        14,783          6,117
         Other assets ............................        11,953            667
      Increase (decrease) in-
         Net federal income tax liability ........       (72,284)        23,750
         Accrued interest payable ................          (718)        (1,074)
         Other liabilities .......................       (43,643)        (4,225)
                                                     -----------    -----------
         Net cash flows from operating activities.        21,878        128,172


CASH FLOWS FROM INVESTING ACTIVITIES:
   Net increase in loans .........................      (656,207)    (2,126,608)
   Principal repayments on available-for-sale
      mortgage-backed securities .................       282,703           --
   Principal repayments on held-to-maturity
      mortgage-backed securities .................          --          337,476
   Maturities of available-for-sale investment
         securities ..............................       500,000           --
   Maturities of held-to-maturity investment
         securities ..............................          --          500,000
   Proceeds from sale of premises and equipment ..         4,172           --
   Purchases of premises and equipment ...........       (12,113)       (19,892)
                                                     -----------    -----------
         Net cash flows from investing activities.       118,555     (1,309,024)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits ...........      (492,245)       506,682
   Net increase in advances from borrowers
     for taxes and insurance .....................        72,837         65,667
   Dividends paid ................................       (20,508)       (21,586)
                                                     -----------    -----------
         Net cash flows from financing activities.      (439,916)       550,763
                                                     -----------     ----------
         Net cash flows ..........................      (299,483)      (630,089)
CASH AND CASH EQUIVALENTS, beginning of year .....     3,230,422      3,193,712
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS at June 30 .............   $ 2,930,939    $ 2,563,623
                                                     ===========    ===========


     The accompanying notes are an integral part of these consolidated condensed financial statements.

                        GF BANCORP, INC. AND SUBSIDIARY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
  ==========================================================================


(1)  Basis of Presentation

      These unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the audited annual financial statements and notes thereto for the year ended March 31, 1996.

      These unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported. All such adjustments are of a normal recurring nature. The results of operations for the three months ended June 30, 1996, are not necessarily indicative of the operating results for the full fiscal year or any other period.

(2)  Principles of Consolidation

      The accompanying unaudited consolidated condensed financial statements include the accounts of the Bancorp, the Savings Bank, and its wholly owned subsidiary, GFS Financial Services, Inc. All material intercompany balances and income and expenses have been eliminated in the consolidated statements.

(3)  Earnings Per Share

      Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for each period presented.

(4)  Investment Securities and Mortgage-backed Securities

      The amortized cost and estimated market values of investments in debt securities, all of which are classified as available-for-sale, by contractual maturity at June 30, 1996 and March 31, 1996 are as follows:


                             ---------------------------------------------------
                                                 Unrealized
                               Amortized    ----------------------     Market
      June 30, 1996               Cost        Gains      (Losses)       Value
                              ------------  ---------   ----------   -----------
  U.S. Treasury
    Obligations:
  Within one year ..........   $ 2,500,947   $  2,051   $  (4,943)   $ 2,489,055
  One through five
    years ..................     1,498,002      2,345      (5,347)     1,495,000
                               -----------   --------   ---------    -----------
          Total ............   $ 3,998,949   $  4,396   $ (10,290)   $ 3,993,055
                               ===========   ========   =========    ===========

Mortgage-backed
  Securities:
  One through five
    years ..................   $   640,382   $  2,987   $  (3,906)   $   639,463
  Greater than five
    years ..................     9,344,856    128,302    (193,106)     9,280,052
                               -----------   --------   ---------    -----------
          Total ............   $ 9,985,238   $131,289   $(197,012)   $ 9,919,515
                               ===========   ========   =========    ===========



                             ---------------------------------------------------
                                                 Unrealized
                               Amortized    ----------------------     Market
      March 31, 1996              Cost        Gains      (Losses)       Value
                              ------------  ---------   ----------   -----------
U.S. Treasury
Obligations:
  Within one year ..........   $ 2,499,936   $   --     $ (10,241)   $ 2,489,695
  One through five
     years .................     1,999,180      7,865      (3,845)     2,003,200
                               -----------   --------   ---------    -----------
          Total ............   $ 4,499,116   $  7,865   $ (14,086)   $ 4,492,895
                               ===========   ========   =========    ===========

Mortgage-backed
  Securities
  One through five
    years ..................   $   581,334   $  2,946   $    --      $   584,280
  Greater than five
    years ..................     9,685,567    146,564    (151,911)     9,680,220
                               -----------   --------   ---------    -----------
          Total ............   $10,266,901   $149,510   $(151,911)   $10,264,500
                               ===========   ========   =========    ===========


          As of June 30, 1996, the Savings Bank held investment securities and mortgaged-backed securities with unrealized losses of $71,617, with an offsetting decrease in stockholders' equity of $47,267 (net of tax).

          The  Savings  Bank  had  no  sales  of  investment   securities  and
     mortgage-backed securities during the quarter ended June 30, 1996 or 1995.

          As of June 30, 1996 and 1995, the Savings Bank had no pledged securities.

(5)  Loans and Allowance for Loan Losses

          Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest on loans is calculated by using the interest yield method on daily balances of the principal amounts outstanding. Accrual of interest is discontinued on a loan when management believes that collection of interest is doubtful. Non-accrual loans amounted to approximately $184,355 and $107,597 at June 30, 1996 and March 31, 1996, respectively.

          The allowance for loan losses is available for charge-off of loan losses. The provision for loan losses is based on management's evaluation of several key factors: the current loan portfolio, current economic conditions, changes in the mix and levels of the various types of loans, past charge-off experience and other pertinent information. The allowance for loan losses is based on estimates, and ultimate losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Charge-offs are made against the allowance for loan losses when management concludes that loan amounts are likely to be uncollectible.

(6)  Impairment of Long-Lived Assets

          In October 1995, the FASB issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which addresses accounting for impairment of long-lived assets, including certain identifiable intangibles and the goodwill related to those assets. SFAS No. 121 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 in fiscal 1997 did not have a material impact on the Savings Bank's financial statements.

(7)  Transfers  and  Servicing  of  Financial  Assets and  Extinguishments  of
     Liabilities

          In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively.

          SFAS  No.  125  provides  accounting  and  reporting  standards  for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a "financial-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

          The Savings Bank is required to adopt this new method of accounting in fiscal 1997, affecting transactions involving transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Management anticipates that the adoption of SFAS No. 125 will not have a material impact on the Savings Bank's financial statements.

                        GF BANCORP, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ==========================================================================


FORWARD-LOOKING STATEMENTS

     There are statements made in the course of this Management's Discussion and Analysis of Financial Condition and Results of Operations that state the Bancorp's or management's beliefs, intentions, expectations or predictions of the future and are considered to be forward-looking statements. It is important to note that because the Bancorp uses estimates and assumptions in making such forward-looking statements, actual results could differ materially from those projected.

     Material differences between projected and actual results could be caused by many factors. The Savings Bank's principal source of earnings is net interest income which is generated primarily from interest revenue from mortgage loans, consumer loans and investments, which, in turn, are funded by deposits and borrowings. Changes in levels of current market interest rates, local area competition, general and local economic conditions, technology and volatility of loan demand all affect the Savings Bank's ability to generate and collect loans as well as its ability to attract deposits.


GENERAL

     The Bancorp recorded net income of $92,362 for the quarter ended June 30, 1996, compared to $83,432 for the quarter ended June 30, 1995. Earnings per share were $0.32 and $0.27, respectively. The improvement in net income was primarily from an increase in net interest income, as the Savings Bank continued to use lower yielding short-term investments to fund higher yielding mortgage and consumer loans. Although loan originations decreased to $2.1 million during the quarter ended June 30, 1996, compared to $2.8 million during the quarter ended June 30, 1995, the loan portfolio balance increased approximately $656,000. An increase in market interest rates during the quarter ended June 30, 1996, contributed to the decrease in loan demand.

     The Savings Bank introduced a no fee basic checking account and a debit card program during the quarter ended June 30, 1996. The two programs are being offered by the Savings Bank in an effort to increase its share of the transaction account market. Transaction accounts (NOW accounts and checking accounts) comprise only 8.7% of the Savings Bank's total deposits at June 30, 1996. The Savings Bank is also in the process of installing its second Automatic Teller Machine ("ATM"), this one to be located at the branch office in New Lebanon, Ohio. Management hopes that the new ATM, which is to be installed in the second quarter of fiscal 1997, will improve the Savings Bank's market share of transaction accounts.

     Management considers transaction accounts to be an excellent source of core deposits. The intent of management's efforts to increase the Savings Bank's transaction account base is twofold. First, increased transaction account balances provide a source of low cost deposits which can be used to fund mortgage and consumer loan originations, and second, an increase in the number of customers provides a larger base for the Savings Bank to market its loan products. Transaction accounts are also a potential source of fee income for the Savings Bank.

     The Bancorp paid a cash dividend in the amount of $20,507 ($0.07 per share) on May 23, 1996, to shareholders of record as of May 6, 1996.

     The deposit accounts of the Savings Bank and other savings associations are insured by the FDIC in the Savings Association Insurance Fund ("SAIF"). Because a significant portion of the assessments paid into the fund by savings associations are used to pay the cost of prior thrift failures, the reserves of the SAIF are below the level required by law. The deposit accounts of commercial banks are insured by the FDIC in the Bank Insurance Fund ("BIF"), except to the extent such banks have acquired SAIF deposits. The reserves of the BIF met the level required by law in May 1995. As a result of the respective reserve levels of the funds, deposit insurance assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits for 1995, and in 1996 no BIF assessments are required for healthy commercial banks except for a $2,000 minimum fee. This premium disparity could have a negative competitive impact on the Savings Bank and other savings associations.

Congress is considering legislation to recapitalize the SAIF and eliminate the significant premium disparity. Currently, it is expected that such recapitalization plan would include a special assessment of approximately $.69 to $.71 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. In addition, the cost of prior thrift failures would be shared by both the SAIF and the BIF, which would likely increase BIF assessments by $.02 to $.025 per $100 in deposits. SAIF assessments would initially be set at a significantly lower level but could never be reduced below that level. These projected assessment levels may change if commercial banks holding SAIF deposits are provided some relief from the special assessment or are allowed to transfer their SAIF deposits to the BIF. The recapitalization plan provides for the merger of the SAIF and the BIF on January 1, 1998. The SAIF recapitalization legislation currently provides for an elimination of the thrift charter or separate thrift regulation under federal law prior to the merger of the deposit insurance funds. As a result, the Savings Bank would be regulated as a bank under federal law, which would subject it to the more restrictive activity limits imposed on national banks. If the Savings Bank is required to convert to a bank charter or under separate tax legislation passed by Congress but not yet enacted into law, the Savings Bank may be required to recapture approximately $152,195 of its bad debt reserve and would be unable to utilize the percentage of taxable income method to compute its reserve in the future. For tax purposes, the Savings Bank will be permitted to amortize the recapture of its bad debt reserve over six years. If the Savings Bank becomes a bank, the Bancorp would become a bank holding company, which would become subject to more restrictive activity limits and capital requirements similar to those imposed on the Savings Bank.

The Savings Bank had $41,332,000 in deposits at March 31, 1995. If a special assessment of $.69 to $.71 per $100 in deposits as of March 31, 1995, is imposed, the Savings Bank will pay an additional assessment of $285,191 to $293,457. This assessment is expected to be tax-deductible, but it will reduce earnings and capital for the quarter in which it is recorded. It is expected that, subsequent to a special assessment, the quarterly SAIF assessments will be reduced to approximately $.06 to $.065 per $100 in deposits.

No assurances can be given that either the SAIF recapitalization plan or the proposed tax legislation will be enacted into law or in what form they may be enacted. In addition, the Savings Bank can give no assurances that the disparity between BIF and SAIF assessments will be eliminated and cannot be certain of the impact of its being regulated as or converted to a bank until the legislation requiring such change is enacted.

Management is not aware of any current recommendations by the regulatory authorities which if they were to be implemented, will have, or that are reasonably likely to have, a material effect on the liquidity, capital resources or operations of the Bancorp.


RESULTS OF OPERATIONS

Net Income. Net income for the three months ended June 30, 1996 and 1995 was $92,362 and $83,432, respectively, a $8,930, or 10.7%, increase. The increase in net income for the quarter ended June 30,1996, compared to the same period in 1995, was from an increase in interest income, while interest expense remained relatively unchanged. The Bancorp's annualized return on average assets was 0.76% and 0.71% for the three months ended June 30, 1996 and 1995, respectively. The annualized return on average equity was 5.74% and 5.28%, respectively, for the same periods.

The calculation of earnings per share is based on net income of $92,362 and $83,432 for the three-month periods ended June 30, 1996 and 1995, respectively. Based on weighted average shares outstanding of 292,958 and 308,376 for the same periods, the earnings per share were $0.32 and $0.27, respectively.

Net Interest Income. Net interest income, the difference between total interest income and total interest expense, is the Bancorp's principal source of earnings. The amount of net interest income is determined by the volume of interest-earning assets and the rates earned on those interest-earning assets, compared to the volume of interest-bearing liabilities and the rates paid on those interest-bearing liabilities. The Bancorp's net interest income is affected by a variety of regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.

Net interest income increased $31,553, or 7.8%, in the quarter ended June 30, 1996, compared to the same quarter in 1995. The Savings Bank experienced a decrease in the ratio of average interest-earning assets to average interest-bearing liabilities to 113.1% at June 30, 1996, from 113.5% at June 30, 1995. The decrease of 0.4% was primarily due to the increase in average interest-bearing deposit balances outpacing the increase in interest-earning assets between June 30, 1996 and June 30, 1995. The interest rate spread increased to 3.23% at June 30, 1996, from 3.03% at June 30, 1995. The 20 basis point increase in interest rate spread was the result of the yield on the Savings Bank's average interest-earning assets improving to 7.47% at June 30, 1996, from 7.37% at June 30, 1995, while the cost of average interest-bearing liabilities decreased to 4.24% from 4.34% for the same periods. The improved yield on interest-earning assets is primarily the result of reinvesting low-yield short-term funds in higher yielding mortgage and consumer loans and mortgage-backed securities during the past year. The increase in the interest rate spread combined with the slight decrease in volume of interest-earning assets to interest-bearing liabilities resulted in an increase in net interest income of $31,553 for the three-month period ended June 30, 1996, compared to the same period in 1995.

Provision for Loan Losses. There was no provision for loan losses for the three months ended June 30, 1996 and 1995. The Savings Bank continues to experience a low rate of loan charge-offs. There were charge-offs of $2,175 for the quarter ended June 30, 1996 and none for the quarter ended June 30, 1995. The Savings Bank is continuing to record recoveries of loans charged-off in prior periods.

Other Income. Non-interest income decreased by $1,104, or 3.5%, for the three months ended June 30, 1996, compared to the same period in 1995. Non-interest income is comprised primarily of service charges and fees collected by the Savings Bank.

Other Expense. Non-interest expense increased by $13,054, or 4.2%, for the three months ended June 30, 1996, compared to the same period in 1995. The increase is primarily from an increase in costs from outside services between years. During the quarter ended June 30, 1996, the Savings Bank incurred consulting fees associated with the preparation of a three-year business plan for the Savings Bank, and an evaluation of the Bancorp's common stock in conjunction with plans to repurchase 5% of the outstanding shares. The Savings Bank also incurred start-up costs and network fees associated with its ATM and debit card programs discussed previously.

Income Tax Provision. The income tax provision increased by $8,465 for the quarter ended June 30, 1996, compared to the same period in 1995. The changes in the provision for income taxes is primarily attributable to the increase in net income before taxes for the quarter ended June 30, 1996, compared to the quarter ended June 30, 1995.

FINANCIAL CONDITION

Total assets decreased $521,028 to $48,461,145 at June 30, 1996, from $48,982,173 at March 31, 1996. The 1.1% decrease was primarily attributable to a decrease in funds from deposit withdrawals.

Investment Securities. Investment securities, which are comprised entirely of U.S. Treasury obligations, decreased from $4,492,895 at March 31, 1996, to $3,993,055 at June 30, 1996, a decrease of 11.1%. The investment securities in the portfolio have varying maturities of five years or less. During the first three months of fiscal 1997, the investment securities portfolio experienced $500,000 in maturities with a weighted-average yield of 4.3%. The Savings Bank did not purchase or sell any investment securities during the three months ended June 30, 1996.

Mortgage-backed Securities. The mortgage-backed securities portfolio decreased $344,985 to $9,919,515 at June 30, 1996, from $10,264,500 at March 31, 1996.
The  decrease  was a result of  prepayments  and  repayments  of  principal on existing securities. The Savings Bank did not purchase or sell any mortgage-backed securities during the first three months of fiscal 1997.

Loans Receivable. Net loans receivable increased $656,207 from $29,410,661 at March 31, 1996, to $30,066,868 at June 30, 1996. The 2.2% increase was the result of new loan originations. Although the Savings Bank experienced an increase in loan balances during the quarter ended June 30, 1996, loan originations decreased compared to the same quarter in 1995. Management believes the decrease in originations between years is the result of an increase in market interest rates. The Savings Bank originated $2.1 million in loans during the three months ended June 30, 1996. Of the loans originated, 66.7% were mortgage loans secured by single-family residential real estate and the remaining 33.3% were consumer loans. All loans originated were retained for the Savings Bank's portfolio.

Allowance for Loan Losses. The allowance for loan losses was $97,329 at June 30, 1996, and $97,635 at March 31, 1996, which represents 0.32% and 0.33%
respectively, of net loans. The allowance as a percentage of nonperforming loans was 52.8% at June 30, 1996, compared to 90.7% at March 31, 1996.

The following table provides a summary of activity in the allowance for loan losses account by type of loan.


   Allowance for Loan Losses                           Three months ended
                                                            June 30,
                                                      -----------------------
                                                      1996           1995
                                                    --------       --------

   Balance - beginning of period ...........     $    97,635      $     94,682

   Charge-offs:
      Consumer .............................           2,175              --
                                                 -----------      ------------
   Recoveries:
      Consumer .............................           1,869             1,310
                                                 -----------      ------------
          Net charge-offs ..................             306            (1,310)
                                                 -----------      ------------
   Provision credited to operations ........            --                --
                                                 -----------      ------------
   Balance - end of period .................     $    97,329      $     95,992
                                                 ===========      ============

Average net loans ..........................     $29,479,424      $ 23,306,193
                                                 ===========      ============
Ratio of net charge-offs to
  average net loans outstanding
  during the period ........................            0.01%            (0.01)%
                                                 ===========      ============

Nonperforming assets consisted entirely of nonperforming loans at June 30, 1996 and March 31, 1996. Nonperforming loans increased from $107,597 at March 31, 1996, to $184,355 at June 30, 1996. There were no loans past-due 90 days or more and still accruing interest at June 30, 1996, or March 31, 1996. Nonperforming loans are comprised primarily of delinquent residential mortgage loans, an area of minimal loan loss experience for the Savings Bank. A significant portion of the allowance has been established to cover losses from consumer loans. Consumer loan balances increased approximately $147,700, or 6.3%, during the first three months of fiscal 1997, while nonperforming consumer loans were $5,275 at June 30, 1996 and March 31, 1996. Management is aware that consumer loans tend to carry a higher level of credit risk than residential mortgage loans. However, the increase in consumer loans was primarily from second mortgages and equity lines of credit secured by real estate.

The following table sets forth information regarding loans which are 90 days or more delinquent at the dates indicated.

                                                         June 30,     March 31,
                                                           1996         1996
                                                        ----------   -----------
                                                             (in thousands)
Loans accounted for on a
   non-accrual basis:
Residential mortgage loans ..........................        $ 179         $103
Consumer loans ......................................            5            5
                                                             -----         ----
Total ...............................................        $ 184         $108
                                                             =====         ====

Accruing loans which are contractually
 past due 90 days or more:
Residential mortgage loans ..........................        $--           $--
                                                             =====         ====

Total nonperforming loans ...........................        $ 184         $108
                                                             =====         ====

Ratio of nonperforming loans
   to net loans .....................................         0.61%        0.37%
                                                             =====         ====
Ratio of nonperforming loans
   to total assets ..................................         0.38%        0.22%
                                                             =====         ====


Loans are reviewed on a regular basis and are generally placed on non-accrual status when the loan becomes 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

The Savings Bank currently maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, the Savings Bank's past loan loss experience, adverse situations that may affect borrowers' ability to repay loans, estimated value of underlying collateral and current market conditions. Because nonperforming loans consist primarily of residential mortgage loans and because of the adequacy of the estimated value of their underlying collateral, management believes the Savings Bank's risk of loan loss has not increased and that the allowance is adequate at June 30, 1996. Although the Savings Bank maintains its allowance for loan losses at a level which it considers to be adequate to provide for potential loss, there can be no assurance that such losses will not exceed estimated amounts.

Deposits. Total deposits decreased $492,245 to $40,597,589 at June 30, 1996, compared to $41,089,834 at March 31, 1996. The 1.2% decrease was primarily due to disintermediation of deposit balances as a result of increases in market interest rates during the quarter ended June 30, 1996, and a non-aggressive pricing strategy by the Savings Bank.

LIQUIDITY

The Savings Bank is required to maintain minimum levels of liquid assets as defined by the regulations of the Office of Thrift Supervision (OTS). This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Savings Bank has historically maintained a level of liquid assets in excess of regulatory requirements. The Savings Bank's liquidity ratio was 17.3% at June 30, 1996, compared to 17.9% at March 31, 1996. The Savings Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

The Savings Bank's primary sources of funds are deposits, amortization and prepayment of loans, maturities of investment securities and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Savings Bank invests excess funds in overnight deposits that provide liquidity to meet lending requirements.

The Savings Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include Federal Home Loan Bank ("FHLB") of Cincinnati advances and the ability to borrow against mortgage-backed and other securities. At June 30, 1996, the Savings Bank had advances of $1,000,000 outstanding from FHLB of Cincinnati. The advance was used to help fund mortgage loan originations. At maturity, the advance will either be repaid or renewed depending on the Savings Bank's cash demands at that time.


CAPITAL RESOURCES

The Bancorp's retained earnings increased by $71,854 from $3,801,077 at March 31, 1996, to $3,872,931 at June 30, 1996. The total stockholders' equity increased by $36,445 to $6,352,143 at June 30, 1996, from $6,315,698 at March
31, 1996.

OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to 3.0% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. Under these capital requirements at June 30, 1995, the Savings Bank had:


              Tangible Capital           Core Capital        Risk-based Capital
             --------------------     -------------------    -------------------

              Amount     Percent      Amount     Percent      Amount     Percent
             ----------  --------    ---------   -------     ----------  -------
Actual       $5,259,000   10.85%     $5,259,000  10.85%      $5,356,000  26.99%
Required        728,000    1.50%      1,455,000   3.00%       1,588,000   8.00%
             ----------  -------     ----------  ------      ----------  -------

Excess       $4,531,000    9.35%     $3,804,000   7.85%      $3,768,000  18.99%
             ==========  =======     ==========  ======      ==========  ======


The Savings Bank's tangible capital consists solely of stockholders' equity. Core capital consists of tangible capital plus certain intangible assets, of which the Savings Bank has none. Risk-based capital consists of core capital plus general loan loss allowances.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which addresses accounting for impairment of long-lived assets, including certain identifiable intangibles and the goodwill related to those assets. SFAS No. 121 requires that assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 in fiscal 1997 did not have a material impact on the Savings Bank's financial statements.

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively.

SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a "financial-components approach" that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

The Savings Bank is required to adopt this new method of accounting in fiscal 1997, affecting transactions involving transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Management anticipates that the adoption of SFAS No. 125 will not have a material impact on the Savings Bank's financial statements based on current practices.

SFAS No. 125 could have an impact on future financial statements if the Savings Bank started selling or purchasing loans and/or servings rights. The Savings Bank currently does not have any plans to purchase or sell loans or servings rights in the immediate future.

                        GF BANCORP, INC. AND SUBSIDIARY
                          PART II - OTHER INFORMATION
  ==========================================================================

Item 1      Legal Proceedings
            Not applicable

Item 2      Changes in Securities
            Not applicable

Item 3      Defaults upon Senior Securities
            Not applicable

Item 4      Submission of Matters to a Vote of Security-Holders
            Not applicable

Item 5      Other Information
            None

Item 6      Exhibits and Reports on Form 8-K
           (a) Exhibits filed:
               None

           (b) There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1996.




                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GF BANCORP, INC.



     August 13, 1996
- -------------------------
          Date                                JOHN T. BAKER
                                              CHAIRMAN, PRESIDENT, and
                                              CHIEF EXECUTIVE OFFICER


     August 13, 1996
- -------------------------
          Date                                THOMAS L. FOX
                                              VICE PRESIDENT and CHIEF
                                              FINANCIAL OFFICER